Form 10-K
period 2007-12-31
GSR Mortgage Loan Trust 2007-5F
filed 2008-03-31
CIK 1410768

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-139817-20

      GSR Mortgage Loan Trust 2007-5F
      (exact name of issuing entity as specified in its charter)

      GS Mortgage Securities Corp.
      (exact name of the registrant (depositor) as specified in its charter)

      Goldman Sachs Mortgage Company
      (exact name of the sponsor as specified in its charter)



  New York                                54-2201190
  (State or other jurisdiction of         54-2201191
  incorporation or organization           (I.R.S. Employer
  of issuing entity)                      Identification No.
                                          of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of
  offices of issuing entity)                    issuing entity)


 Telephone number, including area code of issuing entity: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  See Item 15 (a).



                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accountant Fees and Services.

               Not applicable.




              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

Legal Proceedings Regarding National City Corporation

National City Mortgage Co., one of the servicers and original loan sellers, is an indirect subsidiary of National City Corporation ("NCC"). Pursuant to a Form 10-K filed by NCC on February 13, 2008 (Commission File No. 001-10074; CIK No. 0000069970), NCC stated that it and its subsidiaries are involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation.

NCC stated that these proceedings include claims brought against NCC and its subsidiaries where NCC acted as depository bank, lender, underwriter, fiduciary, financial advisor, broker, or other business activities and that reserves are established for legal claims when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. NCC stated that in many lawsuits and arbitrations, including almost all of the class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time.

NCC stated that it and/or its subsidiaries were involved in the following legal proceedings:

On or about November 22, 2002, a claim was asserted in the Marion County Probate Court (Indiana) against National City Bank of Indiana, a subsidiary of NCC since merged into National City Bank, concerning management of investments held in a trust for the benefit of the Americans for the Arts and The Poetry Foundation. The claim alleged failure to adequately and timely diversify investments held in this trust, which resulted in investment losses. The beneficiaries were seeking damages of as much as $100 million. In December 2005, the court entered an order granting National City Bank of Indiana's motion for summary judgment, and the beneficiaries filed an appeal. On October 19, 2006, the Indiana Court of Appeals, in a unanimous decision, affirmed the order granting National City Bank of Indiana's motion for summary judgment. By order dated March 8, 2007, the Indiana Supreme Court unanimously denied the beneficiaries' motion to transfer the appeal to the Indiana Supreme Court. The beneficiaries have no further appeals as a matter of right.

Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa(R), MasterCard(R), and several major financial institutions, including eight cases naming NCC and its subsidiary, National City Bank of Kentucky, since merged into National City Bank. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York. On July 1, 2007, NCC and National City Bank entered into a Judgment Sharing Agreement (JSA) with respect to this litigation.
 This litigation is also subject to the Visa USA bylaws and the Loss Sharing Agreement discussed in Note 22 to the Consolidated Financial Statements. On September 7, 2007, the Magistrate Judge recommended to the District Court that all claims that predate January 1, 2004 should be dismissed. Given the preliminary stage of the remaining suits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss.

On March 31, 2006, NCC and National City Bank were served with a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas. The plaintiff, Data Treasury Corporation, claims that NCC, as well as over 50 other financial institutions or check processors, infringed on its patents involving check imaging, storage and transfer. The plaintiff seeks damages and injunctive relief. On January 6, 2006, the US Patent and Trademark Office (USPTO) ordered a re-examination of certain of the patents (the Ballard Patents) and the Court stayed the litigation as to those patents. Subsequently, the USPTO confirmed the patentability of all claims of the Ballard patents under re-examination and the Plaintiff has now indicated its intention to ask the court to lift the stay. On or about July 27, 2007, the USPTO granted re-examination of the other patents in suit (the Huntington Patents) and the Court stayed the litigation as to those patents. At this stage of this lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss.

On December 19, 2005, a class action suit was filed against National City Mortgage Co. in the U.S. District Court for the Southern District of Illinois. The lawsuit alleges that National City Mortgage loan originators were improperly designated as exempt employees and seeks monetary damages. On June 21, 2007, the court conditionally certified an opt-in class of loan originators. On November 6, 2007, a settlement in principle was reached to resolve all wage and hour claims of the loan originators employed during the class period that opt-in to the settlement class. This settlement is subject to court approval. At December 31, 2007, NCC has a $25 million reserve accrued for this matter.

On January 10 and January 17, 2008, two putative class action lawsuits were filed in the United States District Court for the Northern District of Ohio against NCC, the Administrative Committee for the National City Savings and Investment Plan and certain current and former officers and directors of NCC. The complaints allege violations under of the Employee Retirement Income Security Act (ERISA) relating to NCC's stock being offered as an investment alternative for participants in the Plan. The complaints seek unspecified money damages and equitable relief. At this stage of these lawsuits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss.

On January 18 and January 28, 2008, two shareholder derivative complaints were filed in the United States District Court for the Northern District of Ohio against certain current and former officers and directors of NCC alleging breach of fiduciary duty, waste of corporate assets, unjust enrichment and violations of the Securities Exchange Act of 1934. On February 6, 2008, two shareholder derivative actions were filed in Chancery Court for the state of Delaware against certain current and former officers and directors of NCC alleging breach of fiduciary duty and unjust enrichment. On February 11, 2008, a shareholder derivative action was filed in Common Pleas Court in Cuyahoga County, Ohio against certain current and former officers and directors of NCC alleging breach of fiduciary duty and unjust enrichment. All of these shareholder derivative lawsuits make substantially identical allegations against substantially identical parties. The complaints seek unspecified money damages and equitable relief. At this stage of these lawsuits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss.

On January 24, 2008, a putative class action lawsuit was filed in the United States District Court for the Northern District of Ohio against NCC and certain current and former officers and directors of NCC. The complaint alleges violations of federal securities laws and seeks unspecified damages and equitable relief on behalf of purchasers of the NCC's stock during the period April 30, 2007 to January 2, 2008. At this stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss.

NCC stated that based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all claims against NCC and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on consolidated financial position or results of operations. NCC stated that it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period.

NCC stated that it and its subsidiaries are involved in other administrative and judicial proceedings brought by governmental or other regulatory agencies, and the outcome of these proceedings could result in litigation, fines, penalties or sanctions against NCC or its subsidiaries. NCC stated that the most significant proceedings were the following:

On October 11, 2006, Allegiant Asset Management Company (Allegiant), a registered investment adviser and an indirect subsidiary of NCC, was notified that the Pacific Regional Office of the Securities and Exchange Commission (SEC) was conducting an examination concerning marketing arrangements Allegiant had with entities that provide administrative services to the Allegiant Funds. On January 12, 2007, Allegiant submitted a written response to the SEC's inquiries and subsequently provided follow-up written responses. On November 9, 2007, NCC was notified by the SEC that they have completed their investigation of this matter.

On August 23, 2005, the Office of Inspector General issued its final audit concerning late submitted requests to the Department of Housing and Urban Development for FHA insurance made between May 1, 2002 and April 30, 2004 by National City Mortgage Co., a subsidiary of National City Bank. One of the recommendations contained in the final audit was for a determination to be made as to the legal sufficiency of possible remedies under the Program Fraud Civil Remedies Act. In late 2006, the Department of Housing and Urban Development referred the matter to the Department of Justice's Civil Division to determine if possible civil claims exist under the Program Fraud Civil Remedies Act and the False Claims Act. NCC is cooperating with the Department of Justice in its civil claims investigation. The nature and amount of any liabilities that might arise from this investigation are not determinable at this time.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously disclosed in a 424(b)(5) filed on December 28, 2007 (Commission File No. 333-139817-20).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15 (a).

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to Assurant, Inc. during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).

Avelo Mortgage, L.L.C. assessed its compliance with the Applicable Servicing Criteria for the year ended December 31, 2007 and has identified the following instances of non-compliance with the servicing criterion set forth in Items 1122(d)(2)(vii)(D) and 1122(d)(4)(x)(C) of Regulation AB with respect to the Platform. Specifically, account reconciling items were not resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements, as required by
Item 1122(d)(2)(vii)(D)and Avelo Mortgage, L.L.C. did not return to the obligor funds held in trust for an obligor within 30 calendar days of full repayment of the related pool asset, as required by Item 1122(d)(4)(x)(C).

Avelo Mortgage, L.L.C. acknowledges that for a period in 2007, bank accounts were not reconciled in strict compliance with Reg. AB. To address this issue, Avelo Mortgage, L.L.C. added additional staff to ensure timely reconciliations and compliance with Reg AB. As of the date of the audit, all bank account reconciliations were current. No issues were found or arose from the delay in reconciling the bank accounts.

Avelo Mortgage, L.L.C. also acknowledges that for a period in 2007, escrow funds were not returned to the obligor within 30 calendar days of full repayment in compliance with Reg. AB due to a system issue. A system enhancement erroneously affected the refund check process. Once the issue was identified, the system was corrected.

As of the date of the audit, escrow fund refunds have been returned to the obligor within 30 calendar days and no issues were found or arose from the delay in returning the funds to the account holders.

SunTrust Mortgage, Inc. has assessed its compliance with Applicable Servicing Criteria for the Reporting period and has identified two instances of noncompliance with the servicing criteria as set out in Section 229.1122(d)(1)(iv) and Section 229.1122(d)(2)(vii), respectively. In regards to the former, SunTrust Mortgage, Inc. did not strictly maintain the required fidelity bond coverage amount at all times during 2007. And, in regards to the latter, certain bank reconciliations contained items that required enhanced explanations and that were not fully resolved within 90 calendar days of original identification.

As to the issue identified at Section 229.1122(d)(1)(iv), SunTrust Mortgage, Inc. maintained fidelity bond coverage in the amount of $150MM throughout calendar year 2007, which was determined to be insufficient according to applicable FNMA transaction agreement terms. This deficiency was an issue for limited portions of the year and resulted from an increase in the volume of the servicing portfolio. SunTrust Mortgage, Inc. has requested a waiver from FNMA stating this coverage amount is adequate without regard for the size of the residential servicing portfolio, subject to an annual FNMA review. FNMA has verbally agreed to this request, and SunTrust Mortgage, Inc. is working to formalize this agreement. Regarding the issue identified at Section 229.1122(d)(2)(vii), SunTrust Mortgage, Inc. has enhanced its procedures and controls around the relevant reconciliation process to prevent any future compliance concerns.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15 (a).



                               Part IV

  Item 15. Exhibits and Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3)

  (4.1- 10.7) Exhibits 4.1-10.7 were filed as part of the Registrant's Current Report on Form 8-K filed on January 11, 2008 (Commission File No.:
  333-139817-20) and are incorporated by reference herein.

  (4.1) Master Servicing and Trust Agreement, dated as of December 1, 2007, among GS Mortgage Securities Corp., as depositor, Wells Fargo Bank, N.A., as securities administrator and master servicer, Deutsche Bank National Trust Company, as a custodian, and U.S. Bank National Association, as trustee and as a custodian.

  (4.2) Standard Terms to Master Servicing and Trust Agreement (December 2007 Edition).

  (4.3) Form of Publicly Offered Certificates.

  (10.1) Flow Servicing Agreement dated as of January 1, 2006, between Goldman Sachs Mortgage Company, as owner, and Avelo Mortgage, L.L.C., as servicer.

  (10.2) Representations and Warranties Agreement dated as of December 28, 2007, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corp., as depositor.

  (10.3) Third Amended and Restated Flow Seller's Warranties and Servicing Agreement dated as of September 1, 2007, between Goldman Sachs Mortgage Company and National City Mortgage Co.

  (10.4) Assignment, Assumption and Recognition Agreement dated as of December 1, 2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp., as depositor, and Avelo Mortgage, L.L.C., as servicer.

  (10.5) Assignment, Assumption and Recognition Agreement dated as of December 1, 2007, among U.S. Bank National Association, as trustee, GS Mortgage Securities Corp., as depositor, and Avelo Mortgage, L.L.C., as servicer, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

  (10.6) Assignment, Assumption and Recognition Agreement dated as of December 1, 2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp., as depositor, and National City Mortgage Co., as servicer.

  (10.7) Assignment, Assumption and Recognition Agreement dated as of December 1, 2007, among U.S. Bank National Association, as trustee, GS Mortgage Securities Corp., as depositor, and National City Mortgage Co., as servicer, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C.
    33.2 Avelo Mortgage, L.L.C. as Servicer
    33.3 Deutsche Bank National Trust Company as Custodian
    33.4 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    33.5 National City Mortgage Co. as Servicer
    33.6 Regulus Group LLC as Sub-Contractor for National City Mortgage Co.
    33.7 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    33.8 SunTrust Mortgage, Inc. as Servicer
    33.9 U.S. Bank National Association as Custodian
    33.10 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.11 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C.
    34.2 Avelo Mortgage, L.L.C. as Servicer
    34.3 Deutsche Bank National Trust Company as Custodian
    34.4 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    34.5 National City Mortgage Co. as Servicer
    34.6 Regulus Group LLC as Sub-Contractor for National City Mortgage Co.
    34.7 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    34.8 SunTrust Mortgage, Inc. as Servicer
    34.9 U.S. Bank National Association as Custodian
    34.10 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.11 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.



   (35) Servicer compliance statement.



    35.1 Avelo Mortgage, L.L.C. as Servicer
    35.2 National City Mortgage Co. as Servicer
    35.3 SunTrust Mortgage, Inc. as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   GS Mortgage Securities Corp.
   (Depositor)


   /s/ Michelle Gill
   Michelle Gill, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4.1- 10.7) Exhibits 4.1-10.7 were filed as part of the Registrant's Current Report on Form 8-K filed on January 11, 2008 (Commission File No.:
   333-139817-20) and are incorporated by reference herein.

   (4.1) Master Servicing and Trust Agreement, dated as of December 1, 2007, among GS Mortgage Securities Corp., as depositor, Wells Fargo Bank, N.A., as securities administrator and master servicer, Deutsche Bank National Trust Company, as a custodian, and U.S. Bank National Association, as trustee and as a custodian.

   (4.2) Standard Terms to Master Servicing and Trust Agreement (December 2007 Edition).

   (4.3) Form of Publicly Offered Certificates.

   (10.1) Flow Servicing Agreement dated as of January 1, 2006, between Goldman Sachs Mortgage Company, as owner, and Avelo Mortgage, L.L.C., as servicer.

   (10.2) Representations and Warranties Agreement dated as of December 28, 2007, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corp., as depositor.

   (10.3) Third Amended and Restated Flow Seller's Warranties and Servicing Agreement dated as of September 1, 2007, between Goldman Sachs Mortgage Company and National City Mortgage Co.

   (10.4) Assignment, Assumption and Recognition Agreement dated as of December 1, 2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp., as depositor, and Avelo Mortgage, L.L.C., as servicer.

   (10.5) Assignment, Assumption and Recognition Agreement dated as of
   December 1, 2007, among U.S. Bank National Association, as trustee, GS Mortgage Securities Corp., as depositor, and Avelo Mortgage, L.L.C., as servicer, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

   (10.6) Assignment, Assumption and Recognition Agreement dated as of
   December 1, 2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp., as depositor, and National City Mortgage Co., as servicer.

   (10.7) Assignment, Assumption and Recognition Agreement dated as of
   December 1, 2007, among U.S. Bank National Association, as trustee, GS Mortgage Securities Corp., as depositor, and National City Mortgage Co., as servicer, and as acknowledged by Wells Fargo Bank, N.A., as master servicer.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C.
    33.2 Avelo Mortgage, L.L.C. as Servicer
    33.3 Deutsche Bank National Trust Company as Custodian
    33.4 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    33.5 National City Mortgage Co. as Servicer
    33.6 Regulus Group LLC as Sub-Contractor for National City Mortgage Co.
    33.7 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    33.8 SunTrust Mortgage, Inc. as Servicer
    33.9 U.S. Bank National Association as Custodian
    33.10 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.11 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C.
    34.2 Avelo Mortgage, L.L.C. as Servicer
    34.3 Deutsche Bank National Trust Company as Custodian
    34.4 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    34.5 National City Mortgage Co. as Servicer
    34.6 Regulus Group LLC as Sub-Contractor for National City Mortgage Co.
    34.7 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    34.8 SunTrust Mortgage, Inc. as Servicer
    34.9 U.S. Bank National Association as Custodian
    34.10 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.11 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.


   (35) Servicer compliance statement.



    35.1 Avelo Mortgage, L.L.C. as Servicer
    35.2 National City Mortgage Co. as Servicer
    35.3 SunTrust Mortgage, Inc. as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
